Form 10-K405
SEARS CREDIT ACCOUNT TRUST 1991-B
filed 1995-03-31
CIK 874783

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

               For the fiscal year ended December 31, 1994

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

                        Yes  x            No






                                 PART I


Item 1.     Business

      The Sears Credit Account Trust 1991 B (the "Trust") was formed pursuant to the Pooling and Servicing Agreement dated as of May 15, 1991 (the "Pooling and Servicing Agreement") among Sears, Roebuck and Co.
("Sears") as Servicer, its wholly-owned subsidiary, Sears Receivables Financing Group, Inc. ("SRFG") as Seller, and Bank of America Illinois as trustee (the "Trustee"). The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising in selected accounts under open-end credit plans of Sears (the "Accounts") and all monies received in payment of the Receivables. At the time of the Trust's formation, Sears sold and contributed to SRFG, which in turn conveyed to the Trust, all Receivables existing under the Accounts as of the end of certain of Sears regular billing cycles ending in April, 1991 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1994 is set forth in the ANNUAL STATEMENT filed as
Exhibit 21 to this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                PART III


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      As of March 15, 1995, 100% of the Investor Certificates were held in the nominee name of CEDE and Co. for beneficial owners.

      SRFG, as of March 15, 1995, owned 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.    Certain Relationships and Related Transactions

      None


                                 PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
     8-K

            (a)   Exhibits:

                  21.         1994 ANNUAL STATEMENT prepared by the
                              Servicer.

                  28. ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS pursuant to Section 3.06 of the Pooling and Servicing Agreement.

                              (a)   Agreed Upon Procedures Letter.

                              (b)   Annual Servicing Letter.

            (b)   Reports on Form 8-K:

            Current reports on Form 8-K are filed on or before the Distribution Date each month (on, or the first business day after, the 15th of the month).  The reports include as an
            exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT. Current Reports on Form 8-K were filed on October 17, 1994,
November 15, 1994, and December 15, 1994.

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



                              Sears Credit Account Trust 1991 B
                                          (Registrant)

                        By:   Sears Receivables Financing Group, Inc.
                                    (Originator of the Trust)


                        By:   /S/Perry N. Weine
                              Perry N. Weine
                              Vice President, Administration


Dated:  March 30, 1995

                               EXHIBIT INDEX


                                                      Page number
                                                      in sequential
Exhibit No.                                           number system



      21.   1994 ANNUAL STATEMENT prepared by the
            Servicer.

      28.   ANNUAL INDEPENDENT ACCOUNTANTS' REPORTS
            pursuant to Section 3.06 of the Pooling
            and Servicing Agreement.

            (a)  Agreed Upon Procedures Letter.

            (b)  Annual Servicing Letter.